Form 10-K/A
period 1999-12-31
STRUCTURED ASSET SEC CORP MORT PASS THR CER SE 1999-BC2
filed 2001-05-01
CIK 1088512

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-68513-06

    Structured Asset Securities Corporation
    Mortgage Pass-Through Certificates Series 1999-BC2 Trust
    (Exact name of registrant as specified in its charter)



New York                         52-2196377   52-2196381    52-2196384
                                 52-2196378   52-2196383
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of
Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 1999-BC2 Trust established pursuant to the Trust Agreement among Structured Asset Securities Corporation as Depositor, Wells Fargo Bank Minnesota, N.A. as Master Servicer, and The First National Bank Of Chicago as Trustee pursuant to which the Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 1999-BC2 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                     a)   Option One <F1>

             (99.2)  Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                     a)   Option One <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                     a)   Option One <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificates Holders. <F2>


          (b) On October 8, 1999, November 8, 1999, and December 7, 1999, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

          (c) Not applicable.

          (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.



                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

 Structured Asset Securities Corporation
 Mortgage Pass-Through Certificates, Series 1999-BC2 Trust


Signed:   The First National Bank of Chicago, as Trustee

By:   Keith Richardson, Officer
By:  /s/  Keith Richardson, Officer

Dated:  April 19, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                     a)  Option One <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                     a)   Option One <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)   Option One <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.




           EX-99.1 (a)
    Annual Independant Accountant's Servicing Report

(LOGO)PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
4675 MacArthur Court Suite 1600
Newport Beach CA  92660-9881
Telephone (949) 251 7200
Facsimile (949) 474 4382

Report of Independent Accountants

To Option One Mortgage Corporation

We have examined management's assertion about Option One Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended April 30, 2000 included in the accompanying management assertion. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express and opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended April 30, 2000 is fairly stated, in all material respects.



PricewaterhouseCoopers LLP

June 12, 2000
   EX-99.2 (a)
 Report of Management

(LOGO) OPTION ONE
MORTGAGE CORPORATION

As of and for the year ended, April 30, 2000, Option One Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for the Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000.

William L. O'Neill, CFO

7-28-00
Date



   EX-99.3 (a)
 Annual Statement of Compliance

(LOGO) OPTION ONE
MORTGAGE CORPORATION

July 3, 2000

Lehman Brothers Bank, FSB
3 World Financial Center
200 Vesey Street, 12th Floor
New York, New York 10285-1200
Attention: Leslee Gelber
           INV #618

Norwest Bank Minnesota, NA
11000 Broken Land Parkway
Columbia, Maryland 21004
Atten: Master Servicing Dept. SASCO 1999-BC2

Norwest Bank Minnesota
Sixth and Marquette
Minneapolis, Minnesota 55479
Attention: SASCO 1999-BC2

Pursuant to Section 4.24 of the Interim Pooling and Servicing Agreement, dated and effective as of April, 1999, (the "Agreement") among Lehman Capital, A Division of Lehman Brothers Holdings, Inc. and Option One Mortgage Corporation, as Servicer, I certify that:

1. A review of the activities of the Servicer during the fiscal year ended April 30, 2000, and of performance under the aforementioned agreement has been made under my supervision.


2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement during the fiscal year ended April 30, 2000, subject to any matters noted in the servicing report provided under
   Section 4.25 of the Agreement.


CORPORATE OFFICES 3 ADA IRVINE CALIFORNIA 92618-2304 P.O.BOX 57054 IRVINE CALIFORNIA 92619-7054 PHONE 949-790-8200 FAXINE 949-790-8505


William L. O'Neill
Senior Vice President\ Chief Financial Officer
Option One Mortgage Corporation